Form 10-K
period 1997-12-26
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 1998-03-24
CIK 1051829, 1051827

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 26, 1997

                    Merrill Lynch Preferred Capital Trust III
       (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-06

            Delaware                                     13-7139561
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
     World Financial Center
          North Tower
       New York, New York                                   10281
(Address of principal executive                           (Zip Code)
            offices)

Registrant's  telephone number, including area code:     (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Trust Originated Preferred          New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding III, L.P.
                  (Exact name of Registrant as specified in its
                      certificate of limited partnership)

                         Commission File No.: 1-7182-05

            Delaware                                     13-3982448
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
     World Financial Center
          North Tower
       New York, New York                                   10281
(Address of principal executive                           (Zip Code)
            offices)

Registrant's telephone number, including area code:     (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 20, 1998, no voting stock was held by non-affiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated January 12, 1998, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-42859) filed by the Registrants and Merrill Lynch & Co., Inc. - Incorporated by reference in Part I

================================================================================

                                     PART I

ITEM 1.  Business

      Merrill Lynch Preferred Capital Trust III

      Merrill Lynch Preferred Capital Trust III (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of January 12, 1998. As of December 26, 1997, the Trust had no assets or operations. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, which TOPrS and Trust Common Securities were issued on January 16, 1998, (ii) investing the gross proceeds of the trust securities in 7% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding III, L.P. (the "Partnership"), which investment was made on January 16, 1998, and (iii) engaging in only those other activities necessary or incidental thereto.

      Merrill Lynch Preferred Funding III, L.P.

      The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated January 16, 1998. As of December 26, 1997, the Partnership had no assets or operations. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, which were issued on January 16, 1998, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, which investments were originally made on January 16, 1998, and (iii) engaging in only those other activities necessary or incidental thereto.

      The information set forth under the headings "Merrill Lynch Preferred Capital Trust III", "Merrill Lynch Preferred Funding III, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated January 12, 1998 of the Trust and the Partnership is incorporated by reference herein.

ITEM 2.  Properties

      Not Applicable.

ITEM 3.  Legal Proceedings

      The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.

                                     PART II

ITEM 5.  Market for Registrants' Common Equity and Related Stockholder
         Matters

      (a) There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.

      (b) All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.

      (c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from January 16, 1998 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing March 30, 1998, at an annual rate of 7% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner's sole discretion, be distributed to the general partner.

ITEM 6.  Selected Financial Data

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in Item 1. - Business above. Since the Trust was organized on December 19, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, and the investing of the proceeds in the Partnership Preferred Securities, and are anticipated to include the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on December 19, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, and the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and are anticipated to include the payment of distributions on the Partnership Preferred Securities.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

      As of December 26, 1997, neither the Trust nor the Partnership had any assets or operations. On January 16, 1998, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from ML & Co. in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

ITEM 8.  Financial Statements and Supplementary Data

      In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-7 are incorporated by reference herein.

ITEM 9.  Changes in and Disagreements With
         Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The Trustees of the Trust are as follows:

            Regular Trustees:       Theresa Lang
                                    Stanley Schaefer

            Property Trustee:       The Chase Manhattan Bank

            Delaware Trustee:       Chase Manhattan Bank Delaware

      Theresa Lang is Senior Vice President and Treasurer of the Company. Stanley Schaefer is the Company's Director of Corporate Taxation. Each of them has served in that or another capacity with the Company for the last five years.

      Each Trustee has served since the Trust was organized on December 19, 1997. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

      The Partnership has no directors or executive officers.

ITEM 11. Executive Compensation

      Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information in ITEM 1. - Business and ITEM 5. - Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. Certain Relationships and Related Transactions

      None.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this Report:

      1.    Financial Statements

            The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-7.

      2.    Financial Statement Schedules

            None.

      3.    Exhibits

            Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrants and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.


      4.1 Certificate of Trust dated December 19, 1997 of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-42859) (the "Registration Statement"))

      4.2 Amended and Restated Declaration of Trust of the Trust, dated as of January 12, 1998 (incorporated by reference to Exhibit 4.2 to the Registration Statement)

      4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Registration

            Statement)

      4.4 Amended and Restated Agreement of Limited Partnership of the Partnership dated January 16, 1998 (incorporated by reference to
            Exhibit 4.4 to the Registration Statement)

      4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

      4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

      4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

      4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

      4.9   Form of Trust Preferred Security (included in Exhibit 4.2 above)

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      23    Consent of Deloitte & Touche LLP

      24    Powers of Attorney

      27 Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1998.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST III*


                              By:     /s/ Theresa Lang
                                      -----------------------------------
                              Name:   Theresa Lang
                              Title:  Regular Trustee



                              By:     /s/ Stanley Schaefer
                                      -----------------------------------
                              Name:   Stanley Schaefer
                              Title:  Regular Trustee

                              MERRILL LYNCH PREFERRED FUNDING III, L.P.*

                              By: MERRILL LYNCH & CO., INC., as General Partner


                              By:    /s/ Theresa Lang
                                     -----------------------------------------
                              Name:  Theresa Lang
                              Title: Senior Vice President and Treasurer,
                                     and as Attorney-in-Fact for a majority
                                     of the Board of Directors**

--------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

** Pursuant to Powers of Attorney filed as Exhibits hereto, for Herbert M.
   Allison, Jr., William O. Bourke, W.H. Clark, Jill K. Conway, Stephen L. Hammerman, Earle H. Harbison, Jr., George B. Harvey, William R. Hoover, David H. Komansky, Robert P. Luciano, David K. Newbigging, Aulana L. Peters, John J. Phelan, Jr., John L. Steffens, and William L. Weiss, directors of Merrill Lynch & Co., Inc.

                          INDEX TO FINANCIAL STATEMENTS
                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                               PAGE
--------------------                                               ----

MERRILL LYNCH PREFERRED CAPITAL TRUST III

   Balance Sheet, December 26, 1997                                 F-2

   Note to Balance Sheet                                            F-3

   Independent Auditors' Report                                     F-4



MERRILL LYNCH PREFERRED FUNDING III, L.P.

   Balance Sheet, December 26, 1997                                 F-5

   Note to Balance Sheet                                            F-6

   Independent Auditors' Report                                     F-7

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               DECEMBER 26, 1997
                                                               -----------------

Assets                                                                $   --
                                                                      ==========

Trust Securities                                                      $   --
                                                                      ==========

See Note to Balance Sheet

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO BALANCE SHEET
DECEMBER 26, 1997
--------------------------------------------------------------------------------


ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust III (the "Trust") is a statutory business trust formed on December 19, 1997 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed.

On January 16, 1998, the Trust issued and sold its Trust Preferred Securities in a public offering and issued and sold its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of December 26, 1997. The proceeds from the Trust's sale of the Trust Securities were used to purchase the Partnership Preferred Securities from the Partnership. The Partnership Preferred Securities are redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after March 30, 2008. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed, in whole or in part, as applicable. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities.

The Company has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and be responsible for all debts and other obligations of the Trust (other than the Trust Securities). The Company has agreed to indemnify the trustees and certain other persons.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
   Merrill Lynch Preferred Capital Trust III

We have audited the accompanying balance sheet of Merrill Lynch Preferred Capital Trust III (the "Trust"), as of December 26, 1997. This balance sheet is the responsibility of the Trust's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Trust at December 26, 1997, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 20, 1998

MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEET
-------------------------------------------------------------------------------

                                                              DECEMBER 26, 1997
                                                              -----------------

Assets                                                              $    --
                                                                    ===========


Partnership securities:
   Limited partner interest                                         $        85
   General partner interest                                                  15
                                                                    -----------
                                                                    $       100

Less: Receivables from partners for subscribed
      partnership interests                                                (100)
                                                                    -----------
                                                                    $    --
                                                                    ===========

See Note to Balance Sheet

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO BALANCE SHEET
DECEMBER 26, 1997
--------------------------------------------------------------------------------


ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding III, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust III (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds").

On January 16, 1998, the Partnership sold its Partnership Preferred Securities to the Trust and received a capital contribution from the Company in exchange for the general partnership interest. The Partnership Proceeds were used to purchase debt instruments from the Company and a domestic wholly owned subsidiary of the Company, retaining 1% in unaffiliated debt securities. The Partnership shall have a perpetual existence subject to certain termination events. The Partnership Preferred Securities are redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after March 30, 2008. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

The Company serves as the sole general partner of the Partnership. The Company, in its capacity as General Partner of the Partnership, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and the offering of the Partnership Preferred Securities and be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The General Partner has agreed to indemnify certain officers and agents of the Partnership.

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
      Merrill Lynch Preferred Funding III, L.P.

We have audited the accompanying balance sheet of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") as of December 26, 1997. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Partnership at December 26, 1997, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 20, 1998