Form 10-Q
period 1998-03-27
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 1998-05-07
CIK 1051829, 1051827

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
                 For the quarterly period ended March 27, 1998

                    Merrill Lynch Preferred Capital Trust III
--------------------------------------------------------------------------------
      (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-06

                  Delaware                               13-7139561
--------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

           World Financial Center
                North Tower
             New York, New York                             10281
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 449-1000

          Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
7% Trust Originated Preferred          New York Stock Exchange
Securities (and the
related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding III, L.P.
--------------------------------------------------------------------------------
                  (Exact name of Registrant as specified in its
                       certificate of limited partnership)

                         Commission File No.: 1-7182-05

                  Delaware                               13-3982448
--------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

           World Financial Center
                North Tower
             New York, New York                             10281
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 449-1000

          Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
7% Partnership Preferred               New York Stock Exchange
Securities (and the
related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 27, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  MARCH 27, 1998
                                                                  --------------
ASSETS

Investment in partnership preferred securities                      $773,196,000

Income receivable                                                     11,134,031
                                                                    ------------
Total Assets                                                        $784,330,031
                                                                    ============
LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                               $ 11,134,031
                                                                    ------------
Stockholders' equity:
   Preferred securities (7% Trust Originated
    Preferred Securities; 30,000,000 authorized,
    issued, and outstanding; $25 liquidation
    amount per security)                                             750,000,000

   Common securities (7% Trust Common Securities;
    927,840 authorized, issued, and outstanding;
    $25 liquidation amount per security)                              23,196,000
                                                                    ------------
  Total stockholders' equity                                         773,196,000
                                                                    ------------
Total Liability and Stockholders' Equity                            $784,330,031
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                JANUARY 16, 1998
                                                               TO MARCH 27, 1998
                                                               -----------------
EARNINGS:

Income on partnership preferred securities                          $ 11,134,031
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                              TO MARCH 27, 1998
                                                              -----------------

PREFERRED SECURITIES

Balance, beginning of period                                       $         --

Issuance of preferred securities                                    750,000,000
                                                                   ------------
Balance, end of period                                              750,000,000
                                                                   ------------

COMMON SECURITIES

Balance, beginning of period                                                 --

Issuance of preferred securities                                     23,196,000
                                                                   ------------
Balance, end of period                                               23,196,000
                                                                   ------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                 --

Earnings                                                             11,134,031

Distributions payable                                               (11,134,031)
                                                                   ------------
Balance, end of period                                                       --
                                                                   ------------
Total Stockholders' Equity                                         $773,196,000
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                              TO MARCH 27, 1998
                                                              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                         $ 11,134,031

  Increase in income receivable                                     (11,134,031)
                                                                   ------------
    Cash provided by operating activities                                    --
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred securities                     (773,196,000)
                                                                   ------------
    Cash used for investing activities                             (773,196,000)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred securities                    750,000,000

  Proceeds from issuance of common securities                        23,196,000
                                                                   ------------
    Cash provided by financing activities                           773,196,000
                                                                   ------------
NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------

CASH, END OF PERIOD                                                $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $10,800,000 and $334,031, respectively, were accrued at March 27, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

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

Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and be responsible for all debts and other obligations of the Trust (other than the Trust Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

INVESTMENT
The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of March 27, 1998, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

The Trust holds 30,927,840 7% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after March 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


4. STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES
The Trust issued 30,000,000 7% Trust Preferred Securities, $25 liquidation amount per security in a public offering on January 16, 1998. The Trust Preferred Securities are redeemable on or after March 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities. The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

TRUST COMMON SECURITIES
The Trust issued 927,840 7% Trust Common Securities, $25 liquidation amount per security, to the Company on January 16, 1998. The Trust Common Securities are redeemable on or after March 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  MARCH 27, 1998
                                                                  --------------
ASSETS

Cash                                                                $      2,627

Investments:
  Affiliate debentures                                               900,546,600
  U.S. Treasury bills                                                  9,177,322
                                                                    ------------
  Total investments                                                  909,723,922

Interest receivable                                                   12,967,871
                                                                    ------------

Total Assets                                                        $922,694,420
                                                                    ------------

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $ 12,970,498
                                                                    ------------
Partners' capital:
  Limited partnership interest                                       773,196,000
  General partnership interest                                       136,527,922
                                                                    ------------
  Total partners' capital                                            909,723,922
                                                                    ------------

Total Liability and Partners' Capital                               $922,694,420
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENT OF EARNING (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                JANUARY 16, 1998
                                                               TO MARCH 27, 1998
                                                               -----------------
Interest income:
  Affiliate debentures                                              $ 12,967,871
  U.S. Treasury bills                                                     83,549
                                                                    ------------
Earnings                                                            $ 13,051,420
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                              TO MARCH 27, 1998
                                                              -----------------
LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                   $773,196,000

Net income allocated to limited partner                              11,134,031

Preferred distribution payable                                      (11,134,031)
                                                                   ------------
Balance, end of period                                              773,196,000
                                                                   ------------

GENERAL PARTNER'S CAPITAL

Capital contribution                                               $136,447,000

Net income allocated to general partner                               1,917,389

Distribution payable                                                 (1,836,467)
                                                                   ------------
Balance, end of period                                              136,527,922
                                                                   ------------

TOTAL PARTNERS' CAPITAL                                            $909,723,922
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                              TO MARCH 27, 1998
                                                              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                         $ 13,051,420

  Accretion of U.S. Treasury bills                                      (83,549)

  Increase in interest receivable                                   (12,967,871)
                                                                   ------------
    Cash provided by operating activities                                    --
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                                 (900,546,600)

  Purchase of U.S. Treasury bills                                    (9,093,773)
                                                                   ------------
    Cash used for investing activities                             (909,640,373)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance of preferred securities                773,196,000

  Capital contribution - general partner                            136,447,000
                                                                   ------------
    Cash provided by provided by financing activities               909,643,000
                                                                   ------------

NET CHANGE IN CASH                                                        2,627

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------

CASH, END OF PERIOD                                                $      2,627
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $12,970,468 were accrued at March 27, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding III, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust III (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds").

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

INVESTMENTS
The Partnership's investments in affiliate debentures and U.S. Treasury bills are classified as available-for-sale and are recorded at accreted cost, which approximates their fair value.

INCOME TAXES
The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


3. INVESTMENT IN AFFILIATE DEBENTURES

The Partnership holds debentures of the Company and a wholly-owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after March 30, 2008, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.


4. PARTNERS' CAPITAL

The Partnership issued 30,927,840 7% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on January 16, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after March 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Merrill Lynch Preferred Capital Trust III (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of January 12, 1998. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding III, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

      The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated January 16, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

      The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on December 19, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

                              PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      The Registrants know of no material legal proceedings involving the Trust, the Partnership, or the assets of either of them.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            4.1 Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-42859) (the "Registration Statement"))

            4.2 Amended and Restated Declaration of Trust of the Trust, dated as of January 12, 1998, (incorporated by reference to Exhibit
                  4.2 to the Registration Statement)

            4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership (incorporated by reference to Exhibit
                  4.3 to Registration Statement)

            4.4 Amended and Restated Agreement of Limited Partnership of the Partnership, dated January 16, 1998, (incorporated by reference to Exhibit 4.4 to the Registration Statement)

            4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

            4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

            4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

            4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

            4.9 Form of Trust Preferred Security (included in Exhibit 4.2 above)

            4.10  Form of Partnership Preferred Security (included in Exhibit
                  4.4 above)

            4.11  Form of Subordinated Debenture (incorporated by reference to
                  Exhibit 4.11 to the Registration Statement)

            12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Dividends

            27    Financial Data Schedules*

----------
*The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of May, 1998.


                            MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                            By:     /s/ THERESA LANG
                                    ----------------------------------------
                            Name:   Theresa Lang
                            Title:  Regular Trustee

                            By:     /s/ STANLEY SCHAEFER
                                    ----------------------------------------
                            Name:   Stanley Schaefer
                            Title:  Regular Trustee


                            MERRILL LYNCH PREFERRED FUNDING III, L.P.*

                            By:  MERRILL LYNCH & CO., INC., as General Partner

                            By:    /s/ THERESA LANG
                                   -----------------------------------------
                            Name:  Theresa Lang
                            Title: Senior Vice President and Treasurer

----------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.