Form 10-Q
period 1998-06-26
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 1998-08-07
CIK 1051829, 1051827

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
                  For the quarterly period ended June 26, 1998

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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of June 26, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   JUNE 26, 1998
                                                                   -------------
ASSETS

Investment in partnership preferred securities                      $773,196,000

Income receivable                                                     13,530,930
                                                                    ------------
Total Assets                                                        $786,726,930
                                                                    ============


LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                               $ 13,530,930
                                                                    ------------
Stockholders' equity:
   Preferred securities (7% Trust Originated
    Preferred Securities; 30,000,000 authorized,
    issued, and outstanding; $25 liquidation
    amount per security)                                             750,000,000

   Common securities (7% Trust Common Securities;
    927,840 authorized, issued, and outstanding;
    $25 liquidation amount per security)                              23,196,000
                                                                    ------------
  Total stockholders' equity                                         773,196,000
                                                                    ------------
Total Liability and Stockholders' Equity                            $786,726,930
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                               FOR THE THREE      FOR THE PERIOD
                                                MONTHS ENDED    JANUARY 16, 1998
                                               JUNE 26, 1998    TO JUNE 26, 1998
                                               -------------    ----------------
EARNINGS:

Income on partnership preferred securities     $  13,530,930        $ 24,664,961
                                               =============        ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                               TO JUNE 26, 1998
                                                               ----------------

PREFERRED SECURITIES

Balance, beginning of period                                       $         --

Issuance of preferred securities                                    750,000,000
                                                                   ------------
Balance, end of period                                              750,000,000
                                                                   ------------

COMMON SECURITIES

Balance, beginning of period                                                 --

Issuance of preferred securities                                     23,196,000
                                                                   ------------
Balance, end of period                                               23,196,000
                                                                   ------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                 --

Earnings                                                             24,664,961

Distributions                                                       (11,134,031)

Distributions payable                                               (13,530,930)
                                                                   ------------
Balance, end of period                                                       --
                                                                   ------------
Total Stockholders' Equity                                         $773,196,000
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                               TO JUNE 26, 1998
                                                               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                         $ 24,664,961

  Increase in income receivable                                     (13,530,930)
                                                                   ------------
    Cash provided by operating activities                            11,134,031
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred securities                     (773,196,000)
                                                                   ------------
    Cash used for investing activities                             (773,196,000)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                                     (11,134,031)

  Proceeds from issuance of preferred securities                    750,000,000

  Proceeds from issuance of common securities                        23,196,000
                                                                   ------------
    Cash provided by financing activities                           762,061,969
                                                                   ------------
NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------

CASH, END OF PERIOD                                                $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $13,125,000 and $405,930, respectively, were accrued at June 26, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------


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

Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and be responsible for all debts and other obligations of the Trust (other than the Trust Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

INVESTMENT
The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of June 26, 1998, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------


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


4. STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES
The Trust issued 30,000,000 7% Trust Preferred Securities, $25 liquidation amount per security, in a public offering on January 16, 1998. The Trust Preferred Securities are redeemable on or after March 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities. The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

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

MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   JUNE 26, 1998
                                                                   -------------
ASSETS

Investments:
  Affiliate debentures                                              $900,546,600
  U.S. Treasury bills                                                  9,294,293
                                                                    ------------
  Total investments                                                  909,840,893

Interest receivable                                                   15,759,566
                                                                    ------------

Total Assets                                                        $925,600,459
                                                                    ------------

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $ 15,759,566
                                                                    ------------
Partners' capital:
  Limited partnership interest                                       773,196,000
  General partnership interest                                       136,644,893
                                                                    ------------
  Total partners' capital                                            909,840,893
                                                                    ------------

Total Liability and Partners' Capital                               $925,600,459
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNING (UNAUDITED)
--------------------------------------------------------------------------------

                                            FOR THE THREE         FOR THE PERIOD
                                             MONTHS ENDED       JANUARY 16, 1998
                                            JUNE 26, 1998       TO JUNE 26, 1998
                                            -------------       ----------------
Interest income:
  Affiliate debentures                       $ 15,759,566           $ 28,727,437
  U.S. Treasury bills                             116,971                200,520
                                             ------------           ------------
Earnings                                     $ 15,876,537           $ 28,927,957
                                             ============           ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                               TO JUNE 26, 1998
                                                               ----------------
LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                   $773,196,000

Net income allocated to limited partner                              24,664,961

Distributions                                                       (11,134,031)

Distribution payable                                                (13,530,930)
                                                                   ------------
Balance, end of period                                              773,196,000
                                                                   ------------

GENERAL PARTNER'S CAPITAL

Capital contribution                                               $136,447,000

Net income allocated to general partner                               4,262,996

Distribution                                                         (1,836,467)

Distribution payable                                                 (2,228,636)
                                                                   ------------
Balance, end of period                                              136,644,893
                                                                   ------------

TOTAL PARTNERS' CAPITAL                                            $909,840,893
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                               TO JUNE 26, 1998
                                                               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                         $ 28,927,957

  Accretion of U.S. Treasury bills                                     (200,520)

  Increase in interest receivable                                   (15,759,566)
                                                                   ------------
    Cash provided by operating activities                            12,967,871
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                                 (900,546,600)

  Purchase of U.S. Treasury bills                                    (9,093,773)
                                                                   ------------
    Cash used for investing activities                             (909,640,373)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                                     (12,970,498)

  Proceeds from the issuance of preferred securities                773,196,000

  Capital contribution - general partner                            136,447,000
                                                                   ------------
    Cash provided by provided by financing activities               896,672,502
                                                                   ------------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------

CASH, END OF PERIOD                                                $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $15,759,566 were accrued at June 26, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding III, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust III (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

The Company serves as the sole general partner of the Partnership. The Company, in its capacity as General Partner of the Partnership, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The General Partner has agreed to indemnify certain officers and agents of the Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

INVESTMENTS
The Partnership's investments in affiliate debentures is recorded at cost, and its investment in U.S. Treasury Bills are classified as available-for-sale and recorded at accreted cost. As of June 26, 1998, the carrying values of these investments approximate their fair values.

INCOME TAXES
The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------


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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      On January 16, 1998, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from the Company in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

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

            4.10  Form of Partnership Preferred Security (included in Exhibit
                  4.4 above)

            4.11  Form of Subordinated Debenture (incorporated by reference to
                  Exhibit 4.11 to the Registration Statement)

            12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

            27    Financial Data Schedules*

----------
*The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of August, 1998.


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

                               INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27        Financial Data Schedules