Form 10-Q
period 1998-09-25
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 1998-10-30
CIK 1051829, 1051827

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1998

                    Merrill Lynch Preferred Capital Trust III
       (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-06

              Delaware                                 13-7139561
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

       World Financial Center
             North Tower
         New York, New York                               10281
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Trust Originated Preferred          New York Stock Exchange
Securities (and the related guarantee)

           Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding III, L.P.
                  (Exact name of Registrant as specified in its
                       certificate of limited partnership)

                         Commission File No.: 1-7182-05

              Delaware                                 13-3982448
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

       World Financial Center
             North Tower
         New York, New York                               10281
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 25, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 25, 1998
                                                              ------------------
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
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE THREE          FOR THE PERIOD
                                            MONTHS ENDED        JANUARY 16, 1998
                                      SEPTEMBER 25, 1998   TO SEPTEMBER 25, 1998
                                      ------------------   ---------------------
EARNINGS:

Income on partnership preferred
  securities                               $  13,530,930            $ 38,195,891
                                           =============            ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                          TO SEPTEMBER 25, 1998
                                                          ---------------------

PREFERRED SECURITIES

Balance, beginning of period                                       $         --

Issuance of preferred securities                                    750,000,000
                                                                   ------------
Balance, end of period                                              750,000,000
                                                                   ------------

COMMON SECURITIES

Balance, beginning of period                                                 --

Issuance of preferred securities                                     23,196,000
                                                                   ------------
Balance, end of period                                               23,196,000
                                                                   ------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                 --

Earnings                                                             38,195,891

Distributions                                                       (24,664,961)

Distribution payable                                                (13,530,930)
                                                                   ------------
Balance, end of period                                                       --
                                                                   ------------
Total Stockholders' Equity                                         $773,196,000
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                          TO SEPTEMBER 25, 1998
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                         $ 38,195,891

  Increase in income receivable                                     (13,530,930)
                                                                   ------------
    Cash provided by operating activities                            24,664,961
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred securities                     (773,196,000)
                                                                   ------------
    Cash used for investing activities                             (773,196,000)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                                     (24,664,961)

  Proceeds from issuance of preferred securities                    750,000,000

  Proceeds from issuance of common securities                        23,196,000
                                                                   ------------
    Cash provided by financing activities                           748,531,039
                                                                   ------------
NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------

CASH, END OF PERIOD                                                $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $13,125,000 and $405,930, respectively, were accrued at September 25, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------


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

INVESTMENT
The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of September 25, 1998, the carrying value of the investment approximates its fair value.

INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------


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


4. STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES
The Trust issued 30,000,000 7% Trust Preferred Securities, $25 liquidation amount per security, in a public offering on January 16, 1998. The Trust Preferred Securities are redeemable on or after March 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities. The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

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

MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 25, 1998
                                                              ------------------
ASSETS

Investments:
  Affiliate debentures                                              $900,546,600
  U.S. Treasury bills                                                  9,415,448
                                                                    ------------
  Total investments                                                  909,962,048

Interest receivable                                                   15,759,566
                                                                    ------------

Total Assets                                                        $925,721,614
                                                                    ------------

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $ 15,759,566
                                                                    ------------
Partners' capital:
  Limited partnership interest                                       773,196,000
  General partnership interest                                       136,766,048
                                                                    ------------
  Total partners' capital                                            909,962,048
                                                                    ------------

Total Liability and Partners' Capital                               $925,721,614
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                            FOR THE THREE         FOR THE PERIOD
                                             MONTHS ENDED       JANUARY 16, 1998
                                       SEPTEMBER 25, 1998  TO SEPTEMBER 25, 1998
                                       ------------------  ---------------------
Interest income:
  Affiliate debentures                       $ 15,759,566           $ 44,487,003
  U.S. Treasury bills                             121,197                321,717
                                             ------------           ------------
Earnings                                     $ 15,880,763           $ 44,808,720
                                             ============           ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                          TO SEPTEMBER 25, 1998
                                                          ---------------------
LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                   $773,196,000

Net income allocated to limited partner                              38,195,891

Distributions                                                       (24,664,961)

Distribution payable                                                (13,530,930)
                                                                   ------------
Balance, end of period                                              773,196,000
                                                                   ------------

GENERAL PARTNER'S CAPITAL

Capital contribution                                               $136,447,000

Net income allocated to general partner                               6,612,829

Distributions                                                        (4,065,145)

Distribution payable                                                 (2,228,636)
                                                                   ------------
Balance, end of period                                              136,766,048
                                                                   ------------

TOTAL PARTNERS' CAPITAL                                            $909,962,048
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JANUARY 16, 1998
                                                          TO SEPTEMBER 25, 1998
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                         $ 44,808,720

  Accretion of U.S. Treasury bills                                     (321,717)

  Increase in interest receivable                                   (15,759,566)
                                                                   ------------
    Cash provided by operating activities                            28,727,437
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                                 (900,546,600)

  Purchases of investment securities                                (18,413,731)

  Maturity of investment securities                                   9,320,000
                                                                   ------------
    Cash used for investing activities                             (909,640,331)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                                     (28,730,106)

  Proceeds from the issuance of preferred securities                773,196,000

  Capital contribution - general partner                            136,447,000
                                                                   ------------
    Cash provided by provided by financing activities               880,912,894
                                                                   ------------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------

CASH, END OF PERIOD                                                $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $15,759,566 were accrued at September 25, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------


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

INVESTMENTS
The Partnership's investments in affiliate debentures is recorded at cost, and its investment in U.S. Treasury Bills are classified as available-for-sale and recorded at accreted cost. As of September 25, 1998, the carrying values of these investments approximate their fair values.

INCOME TAXES
The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------


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

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

(b) Reports on Form 8-K

      None.

-----------
*The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of October, 1998.


                              MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                              By: /s/ THERESA LANG
                                  ----------------------------------------------
                                  Name: Theresa Lang
                                  Title: Regular Trustee

                              By  /s/ STANLEY SCHAEFER
                                  ----------------------------------------------
                                  Name: Stanley Schaefer
                                  Title: Regular Trustee


                              MERRILL LYNCH PREFERRED FUNDING III, L.P.*

                              By: MERRILL LYNCH & CO., INC.,  as General Partner

                              By: /s/ THERESA LANG
                                  ----------------------------------------------
                                  Name: Theresa Lang
                                  Title: Senior Vice President and Treasurer

-------------
*There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                                INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules