Form 10-Q
period 1999-03-26
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 1999-05-06
CIK 1051829, 1051827

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 1999

                    Merrill Lynch Preferred Capital Trust III
       (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-06

           Delaware                                      13-7139561
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       World Financial Center
             North Tower
         New York, New York                                 10281
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Trust Originated                    New York Stock Exchange
Preferred Securities
(and the related guarantee)

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
7% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 26, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       MARCH 26, 1999   DECEMBER 25, 1998
                                                       --------------   -----------------
ASSETS

Investment in partnership preferred securities           $773,196,000        $773,196,000

Income receivable                                          13,530,930          13,530,930
                                                         ------------        ------------

Total Assets                                             $786,726,930        $786,726,930
                                                         ============        ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                    $ 13,530,930        $ 13,530,930
                                                         ------------        ------------

Stockholders' equity:

  Preferred securities (7% Trust Originated
    Preferred Securities; 30,000,000 authorized,
    issued, and outstanding; $25 liquidation
    amount per security)                                  750,000,000         750,000,000

  Common securities (7% Trust Common Securities;
    927,840 authorized, issued, and outstanding;
    $25 liquidation amount per security)                   23,196,000          23,196,000
                                                         ------------        ------------

  Total stockholders' equity                              773,196,000         773,196,000
                                                         ------------        ------------

Total Liability and Stockholders' Equity                 $786,726,930        $786,726,930
                                                         ============        ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE THREE       FOR THE PERIOD
                                               MONTHS ENDED     JANUARY 16, 1998
                                             MARCH 26, 1999    TO MARCH 27, 1998
                                             --------------    -----------------
EARNINGS

Income on partnership preferred securities      $13,530,930          $11,134,031
                                                ===========          ===========

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE THREE         FOR THE PERIOD
                                            MONTHS ENDED       JANUARY 16, 1998
                                          MARCH 26, 1999      TO MARCH 27, 1998
                                          --------------      -----------------

PREFERRED SECURITIES

Balance, beginning of period               $ 750,000,000          $          --

Issuance of preferred securities                      --            750,000,000
                                           -------------          -------------

Balance, end of period                       750,000,000            750,000,000
                                           -------------          -------------

COMMON SECURITIES

Balance, beginning of period                  23,196,000                     --

Issuance of preferred securities                      --             23,196,000
                                           -------------          -------------

Balance, end of period                        23,196,000             23,196,000
                                           -------------          -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                          --                     --

Earnings                                      13,530,930             11,134,031

Distributions payable                        (13,530,930)           (11,134,031)
                                           -------------          -------------

Balance, end of period                                --                     --
                                           -------------          -------------

Total Stockholders' Equity                 $ 773,196,000          $ 773,196,000
                                           =============          =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            FOR THE THREE       FOR THE PERIOD
                                                             MONTHS ENDED     JANUARY 16, 1998
                                                           MARCH 26, 1999    TO MARCH 27, 1998
                                                           --------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                  $  13,530,930        $  11,134,031

  Increase in income receivable                                        --          (11,134,031)
                                                            -------------        -------------

    Cash provided by operating activities                      13,530,930                   --
                                                            -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of partnership preferred securities                           --         (773,196,000)
                                                            -------------        -------------

    Cash used for investing activities                                 --         (773,196,000)
                                                            -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                               (13,530,930)                  --

  Proceeds from issuance of preferred securities                       --          750,000,000

  Proceeds from issuance of common securities                          --           23,196,000
                                                            -------------        -------------

    Cash (used for) provided by financing activities          (13,530,930)         773,196,000
                                                            -------------        -------------

NET CHANGE IN CASH                                                     --                   --

CASH, BEGINNING OF PERIOD                                              --                   --
                                                            -------------        -------------
CASH, END OF PERIOD                                         $          --        $          --
                                                            =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $13,125,000 and $405,930 and $10,800,000 and $334,031, respectively, were accrued at March 26, 1999 and March 27, 1998.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                            MARCH 26, 1999    DECEMBER 25, 1998
                                            --------------    -----------------
ASSETS

Cash                                          $      2,560         $    421,119

Investments:
  Affiliate debentures                         900,546,600          900,546,600
  U.S. Treasury bills                            9,212,044            9,110,566
                                              ------------         ------------
  Total investments                            909,758,644          909,657,166

Interest receivable                             15,759,566           15,759,566
                                              ------------         ------------

Total Assets                                  $925,520,770         $925,837,851
                                              ============         ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                         $ 15,759,566         $ 15,759,566
                                              ------------         ------------

Partners' capital:
  Limited partnership interest                 773,196,000          773,196,000
  General partnership interest                 136,565,204          136,882,285
                                              ------------         ------------
  Total partners' capital                      909,761,204          910,078,285
                                              ------------         ------------

Total Liability and Partners' Capital         $925,520,770         $925,837,851
                                              ============         ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                            FOR THE THREE         FOR THE PERIOD
                                             MONTHS ENDED       JANUARY 16, 1998
                                           MARCH 26, 1999      TO MARCH 27, 1998
                                           --------------      -----------------

EARNINGS

Interest income:
  Affiliate debentures                        $15,759,566            $12,967,871
  U.S. Treasury bills                             101,478                 83,549
                                              -----------            -----------

Earnings                                      $15,861,044            $13,051,420
                                              ===========            ===========

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE THREE         FOR THE PERIOD
                                            MONTHS ENDED       JANUARY 16, 1998
                                          MARCH 26, 1999      TO MARCH 27, 1998
                                          --------------      -----------------

LIMITED PARTNER'S CAPITAL

Balance, beginning of period               $ 773,196,000          $          --

Issuance of preferred securities                      --            773,196,000

Net income allocated to limited partner       13,530,930             11,134,031

Distribution payable                         (13,530,930)           (11,134,031)
                                           -------------          -------------

Balance, end of period                       773,196,000            773,196,000
                                           -------------          -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                 136,882,285                     --

Capital contribution                                  --            136,447,000

Net income allocated to general partner        2,330,114              1,917,389

Distributions                                   (418,559)                    --

Distribution payable                          (2,228,636)            (1,836,467)
                                           -------------          -------------

Balance, end of period                       136,565,204            136,527,922
                                           -------------          -------------

TOTAL PARTNERS' CAPITAL                    $ 909,761,204          $ 909,723,922
                                           =============          =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                              FOR THE THREE        FOR THE PERIOD
                                                               MONTHS ENDED      JANUARY 16, 1998
                                                             MARCH 26, 1999     TO MARCH 27, 1998
                                                             --------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                    $  15,861,044         $  13,051,420
  Accretion of U.S. Treasury bills                                 (101,478)              (83,549)
  Increase in interest receivable                                        --           (12,967,871)
                                                              -------------         -------------
    Cash provided by operating activities                        15,759,566                    --
                                                              -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of affiliate debentures                                       --          (900,546,600)
  Purchases of investment securities                                     --            (9,093,773)
                                                              -------------         -------------
    Cash used for investing activities                                   --          (909,640,373)
                                                              -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partner                              (13,530,930)                   --
  Distributions to general partner                               (2,647,195)                   --
  Proceeds from the issuance of preferred securities                     --           773,196,000
  Capital contribution - general partner                                 --           136,447,000
                                                              -------------         -------------
    Cash (used for) provided by financing activities            (16,178,125)          909,643,000
                                                              -------------         -------------

NET CHANGE IN CASH                                                 (418,559)                2,627

CASH, BEGINNING OF PERIOD                                           421,119                    --
                                                              -------------         -------------
CASH, END OF PERIOD                                           $       2,560         $       2,627
                                                              =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $15,759,566 and $12,970,468 were accrued at March 26, 1999 and March 27, 1998, respectively.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

(b) Reports on Form 8-K

      None.

-----------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of May, 1999.

                                      MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                                      By: /s/ RAYMOND M. DISCO
                                         ---------------------------------------
                                      Name:  Raymond M. Disco
                                      Title: Regular Trustee

                                      By: /s/ STANLEY SCHAEFER
                                         ---------------------------------------
                                      Name:  Stanley Schaefer
                                      Title: Regular Trustee


                                      MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                                      By: MERRILL LYNCH & CO., INC.,
                                          as General Partner

                                      By: /s/ JOHN C. STOMBER
                                         ---------------------------------------
                                      Name:  John C. Stomber
                                      Title: Senior Vice President and Treasurer

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