Form 10-Q
period 1999-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 1999-08-09
CIK 1051829, 1051827

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

                 For the quarterly period ended June 25, 1999

                     MERRILL LYNCH PREFERRED CAPITAL TRUST III
      (Exact name of Registrant as specified in its certificate of trust)

                        COMMISSION FILE NO.: 1-7182-06

                       Delaware                                                      13-7139561
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                World Financial Center
                      North Tower
                  New York, New York                                                    10281
       (Address of principal executive offices)                                       (Zip Code)

  Registrant's telephone number, including area code:                               (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
Title of each class                                 on which registered
-------------------                                 ------------------------
7% Trust Originated Preferred Securities            New York Stock Exchange
(and the related guarantee)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                   MERRILL LYNCH PREFERRED FUNDING III, L.P.
         (Exact name of Registrant as specified in its certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-05

                       Delaware                                                    13-3982448
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                World Financial Center
                      North Tower
                  New York, New York                                                  10281
        (Address of principal executive offices)                                    (Zip Code)

  Registrant's telephone number, including area code:                             (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  Name of each exchange
Title of each class                               on which registered
-------------------                               ------------------------
7% Partnership Preferred Securities               New York Stock Exchange
(and the related guarantee)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of June 25, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS  (UNAUDITED)
(dollars in thousands, except per security amounts)

---------------------------------------------------------------------------------------------------------------------


                                                                     JUNE 25, 1999                  DECEMBER 25, 1998
                                                                     -------------                  -----------------
ASSETS
Investment in partnership preferred securities                       $     773,196                       $    773,196

Income receivable                                                           13,531                             13,531
                                                                     -------------                       ------------

Total Assets                                                         $     786,727                       $    786,727
                                                                     =============                       ============



LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $      13,531                       $     13,531
                                                                     -------------                       ------------

Stockholders' equity:

    Preferred securities (7% Trust Originated
      Preferred Securities; 30,000,000 authorized,
      issued, and outstanding; $25 liquidation
      amount per security)                                                 750,000                            750,000

    Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                  23,196                             23,196
                                                                     -------------                       ------------

    Total stockholders' equity                                             773,196                            773,196
                                                                     -------------                       ------------

Total Liability and Stockholders' Equity                             $     786,727                       $    786,727
                                                                     =============                       ============



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars  in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                           FOR THE THREE MONTHS ENDED
                                                                    --------------------------------------------
                                                                    JUNE 25, 1999                  JUNE 26, 1998
                                                                    -------------                  -------------
EARNINGS
Income on partnership preferred securities                          $      13,531                   $     13,531
                                                                    =============                   ============


                                                                     FOR THE SIX                  FOR THE PERIOD
                                                                    MONTHS ENDED                 JANUARY 16, 1998
                                                                    JUNE 25, 1999                TO JUNE 26, 1998
                                                                    -------------                ----------------
EARNINGS
Income on partnership preferred securities                          $      27,062                   $     24,665
                                                                    =============                   ============



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------

                                                                    FOR THE SIX                   FOR THE PERIOD
                                                                   MONTHS ENDED                  JANUARY 16, 1998
                                                                   JUNE 25, 1999                 TO JUNE 26, 1998
                                                                   -------------                 ----------------

PREFERRED SECURITIES
Balance, beginning of period                                       $     750,000                    $      -

Issuance of preferred securities                                            -                            750,000
                                                                   -------------                   -------------

Balance, end of period                                                   750,000                         750,000
                                                                   -------------                   -------------


COMMON SECURITIES

Balance, beginning of period                                              23,196                            -

Issuance of common securities                                               -                             23,196
                                                                   -------------                   -------------

Balance, end of period                                                    23,196                          23,196
                                                                   -------------                   -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                -                               -

Earnings                                                                  27,062                          24,665

Distributions                                                            (13,531)                        (11,134)

Distributions payable                                                    (13,531)                        (13,531)
                                                                   -------------                   -------------

Balance, end of period                                                      -                               -
                                                                   -------------                   -------------

Total Stockholders' Equity                                         $     773,196                   $     773,196
                                                                   =============                   =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                    FOR THE SIX                  FOR THE PERIOD
                                                                    MONTHS ENDED                JANUARY 16, 1998
                                                                   JUNE 25, 1999                TO JUNE 26, 1998
                                                                   -------------                ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                        $      27,062                   $      24,665

   Increase in income receivable                                            -                            (13,531)
                                                                   -------------                   -------------

     Cash provided by operating activities                                27,062                          11,134
                                                                   -------------                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of partnership preferred securities                             -                           (773,196)
                                                                   -------------                   -------------

     Cash used for investing activities                                     -                           (773,196)
                                                                   -------------                   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                                         (27,062)                        (11,134)

   Proceeds from issuance of preferred securities                           -                            750,000

   Proceeds from issuance of common securities                              -                             23,196
                                                                   -------------                   -------------

      Cash (used for) provided by financing activities                   (27,062)                        762,062
                                                                   -------------                   -------------

NET CHANGE IN CASH                                                          -                               -

CASH, BEGINNING OF PERIOD                                                   -                               -
                                                                   -------------                   -------------

CASH, END OF PERIOD                                                $        -                      $        -
                                                                   =============                   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $13,125 and $406, respectively, were accrued at June 25, 1999 and June 26, 1998.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------

                                                                     JUNE 25, 1999             DECEMBER 25, 1998
                                                                     -------------             -----------------
ASSETS

Cash                                                                 $        -                    $         421

Investments:
   Affiliate debentures                                                    900,547                       900,547
   U.S. Treasury bills                                                       9,162                         9,110
                                                                     -------------                 -------------
   Total investments                                                       909,709                       909,657

Interest receivable                                                         15,760                        15,760
                                                                     -------------                 -------------

Total Assets                                                         $     925,469                 $     925,838
                                                                     =============                 =============



LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                $      15,760                 $      15,760
                                                                     -------------                 -------------

Partners' capital:
   Limited partnership interest                                            773,196                       773,196
   General partnership interest                                            136,513                       136,882
                                                                     -------------                 -------------
   Total partners' capital                                                 909,709                       910,078
                                                                     -------------                 -------------


Total Liability and Partners' Capital                                $     925,469                 $     925,838
                                                                     =============                 =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------

                                                                          FOR THE THREE MONTHS ENDED
                                                                 -----------------------------------------------
                                                                 JUNE 25, 1999                     JUNE 26, 1998
                                                                 -------------                     -------------
EARNINGS

Interest income:
   Affiliate debentures                                           $     15,760                      $     15,760
   U.S. Treasury bills                                                     104                               117
                                                                  ------------                      ------------

Earnings                                                          $     15,864                      $     15,877
                                                                  ============                      ============



                                                                   FOR THE SIX                   FOR THE PERIOD
                                                                  MONTHS ENDED                  JANUARY 16, 1998
                                                                 JUNE 25, 1999                  TO JUNE 26, 1998
                                                                 -------------                  ----------------
EARNINGS

Interest income:
   Affiliate debentures                                           $     31,519                      $     28,727
   U.S. Treasury bills                                                     206                               201
                                                                  ------------                      ------------


Earnings                                                          $     31,725                      $     28,928
                                                                  ============                      ============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------

                                                                    FOR THE SIX                   FOR THE PERIOD
                                                                    MONTHS ENDED                 JANUARY 16, 1998
                                                                   JUNE 25, 1999                 TO JUNE 26, 1998
                                                                   -------------                 ----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                        $    773,196                   $        -

Issuance of preferred securities                                           -                             773,196

Net income allocated to limited partner                                   27,062                          24,665

Distributions                                                            (13,531)                        (11,134)

Distributions payable                                                    (13,531)                        (13,531)
                                                                    ------------                   -------------

Balance, end of period                                                   773,196                         773,196
                                                                    ------------                   -------------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                             136,882                            -

Capital contribution                                                        -                            136,447

Net income allocated to general partner                                    4,663                           4,263

Distributions                                                             (2,803)                         (1,836)

Distributions payable                                                     (2,229)                         (2,229)
                                                                    ------------                   -------------

Balance, end of period                                                   136,513                         136,645
                                                                    ------------                   -------------

TOTAL PARTNERS' CAPITAL                                             $    909,709                   $     909,841
                                                                    ============                   =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                    FOR THE SIX                  FOR THE PERIOD
                                                                    MONTHS ENDED                JANUARY 16, 1998
                                                                   JUNE 25, 1999                TO JUNE 26, 1998
                                                                   -------------                ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                         $     31,725                   $      28,928

   Accretion of U.S. Treasury bills                                         (206)                           (201)

   Increase in interest receivable                                          -                            (15,760)
                                                                    ------------                   -------------

      Cash provided by operating activities                               31,519                          12,967
                                                                    ------------                   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of affiliate debentures                                        -                            (900,547)

   Purchases of investment securities                                    (9,096)                          (9,093)

   Maturities of investment securities                                    9,250                             -
                                                                    -----------                    -------------

      Cash provided by (used for) investing activities                      154                         (909,640)
                                                                    -----------                    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                      (27,062)                        (11,134)

   Distributions to general partner                                       (5,032)                         (1,836)

   Proceeds from the issuance of preferred securities                       -                            773,196

   Capital contribution - general partner                                   -                            136,447
                                                                    ------------                   -------------

      Cash (used for) provided by financing activities                   (32,094)                        896,673
                                                                    ------------                   -------------

NET CHANGE IN CASH                                                          (421)                           -


CASH, BEGINNING OF PERIOD                                                    421                            -
                                                                    ------------                   -------------


CASH, END OF PERIOD                                                 $       -                      $        -
                                                                    ============                   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $15,760 were accrued at June 25, 1999 and June 26, 1998.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1998
--------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of August, 1999.

                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*


                               By: /s/ STANLEY SCHAEFER
                                   ---------------------------------------------
                               Name:   Stanley Schaefer
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Senior Vice President and Treasurer


------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                               INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules