Form 10-Q
period 1999-09-24
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 1999-11-08
CIK 1051829, 1051827

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 24, 1999

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

Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Trust Originated                    New York Stock Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Partnership Preferred               New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 24, 1999, no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 24, 1999  DECEMBER 25, 1998
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  773,196         $  773,196
Income receivable                                                                             13,531             13,531
                                                                                          ----------         ----------
Total Assets                                                                              $  786,727         $  786,727
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   13,531         $   13,531
                                                                                          ----------         ----------

Stockholders' equity:

    Preferred  securities (7% Trust Originated Preferred Securities;
       30,000,000 authorized, issued, and outstanding; $25 liquidation
       amount per security)                                                                  750,000            750,000

    Common securities (7% Trust Common Securities;
       927,840 authorized, issued, and outstanding;
       $25 liquidation amount per security)                                                   23,196             23,196
                                                                                          ----------         ----------
    Total stockholders' equity                                                               773,196            773,196
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  786,727         $  786,727
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                    ------------------------------------------

                                                                     SEPTEMBER 24, 1999      SEPTEMBER 25,1998
                                                                    -------------------      -----------------
EARNINGS

Income on partnership preferred securities                                    $  13,531              $  13,531
                                                                              =========              =========




                                                                           FOR THE NINE         FOR THE PERIOD
                                                                           MONTHS ENDED       JANUARY 16, 1998
                                                                     SEPTEMBER 24, 1999  TO SEPTEMBER 25, 1998
                                                                     ------------------  ---------------------
EARNINGS

Income on partnership preferred securities                                    $  40,593              $  38,196
                                                                              =========              =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                   FOR THE NINE          FOR THE PERIOD
                                                                   MONTHS ENDED        JANUARY 16, 1998
                                                             SEPTEMBER 24, 1999   TO SEPTEMBER 25, 1998
                                                             ------------------   ---------------------
PREFERRED SECURITIES

Balance, beginning of period                                        $  750,000               $     -
Issuance of preferred securities                                          -                     750,000
                                                                    ----------               ----------
Balance, end of period                                                 750,000                  750,000
                                                                    ----------               ----------

COMMON SECURITIES

Balance, beginning of period                                            23,196                    -
Issuance of common securities                                             -                     23,196
                                                                    ----------              ----------
Balance, end of period                                                  23,196                  23,196
                                                                    ----------              ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                              -                       -
Earnings                                                                40,593                  38,196
Distributions                                                          (27,062)                (24,665)
Distributions payable                                                  (13,531)                (13,531)
                                                                    ----------              ----------
Balance, end of period                                                    -                       -
                                                                    ----------              ----------


Total Stockholders' Equity                                          $  773,196              $  773,196
                                                                    ==========              ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                  FOR THE NINE         FOR THE PERIOD
                                                                                  MONTHS ENDED       JANUARY 16, 1998
                                                                            SEPTEMBER 24, 1999  TO SEPTEMBER 25, 1998
                                                                            ------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  40,593              $  38,196
   Increase in income receivable                                                          -                   (13,531)
                                                                                     ---------              ---------
      Cash provided by operating activities                                             40,593                 24,665
                                                                                     ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of partnership preferred securities                                           -                  (773,196)
                                                                                     ---------              ---------
      Cash used for investing activities                                                  -                  (773,196)
                                                                                     ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (40,593)               (24,665)
   Proceeds from issuance of preferred securities                                         -                   750,000
   Proceeds from issuance of common securities                                            -                    23,196
                                                                                     ---------              ---------
      Cash (used for) provided by financing activities                                 (40,593)               748,531
                                                                                     ---------              ---------

NET CHANGE IN CASH                                                                        -                      -

CASH, BEGINNING OF PERIOD                                                                 -                      -
                                                                                     ---------              ---------
CASH, END OF PERIOD                                                                  $    -                 $    -
                                                                                     =========              =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at September 24, 1999 and September 25, 1998.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Regular
Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 24, 1999    DECEMBER 25, 1998
                                                                          ------------------    -----------------
ASSETS

Cash                                                                              $     -              $      421

Investments:
   Affiliate debentures                                                           $  900,547              900,547
   U.S. Treasury bills                                                                 9,272                9,110
                                                                                  ----------           ----------
   Total investments                                                                 909,819              909,657

Interest receivable                                                                   15,760               15,760
                                                                                  ----------           ----------
Total Assets                                                                      $  925,579           $  925,838
                                                                                  ==========           ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   15,760           $   15,760
                                                                                  ----------           ----------
Partners' capital:
   Limited partnership interest                                                      773,196              773,196
   General partnership interest                                                      136,623              136,882
                                                                                  ----------           ----------
   Total partners' capital                                                           909,819              910,078
                                                                                  ----------           ----------

Total Liability and Partners' Capital                                             $  925,579           $  925,838
                                                                                  ==========           ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        -----------------------------------------

                                                        SEPTEMBER 24, 1999     SEPTEMBER 25, 1998
                                                        ------------------     ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,760             $   15,760
   U.S. Treasury bills                                                 110                    121
                                                                ----------             ----------
Earnings                                                        $   15,870             $   15,881
                                                                ==========             ==========






                                                              FOR THE NINE         FOR THE PERIOD
                                                              MONTHS ENDED       JANUARY 16, 1998
                                                        SEPTEMBER 24, 1999  TO SEPTEMBER 25, 1998
                                                        ------------------  ---------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   47,279             $   44,487
   U.S. Treasury bills                                                 315                    322
                                                                ----------             ----------
Earnings                                                        $   47,594             $   44,809
                                                                ==========             ==========


See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------



                                                                FOR THE NINE        FOR THE PERIOD
                                                                MONTHS ENDED      JANUARY 16, 1998
                                                          SEPTEMBER 24, 1999  TO SEPTEMBER 25,1999
                                                          ------------------  --------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196             $     -
Issuance of preferred securities                                       -                   773,196
Net income allocated to limited partner                              40,593                 38,196
Distributions                                                       (27,062)               (24,665)
Distributions payable                                               (13,531)               (13,531)
                                                                 ----------             ----------
Balance, end of period                                              773,196                773,196
                                                                 ----------             ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,882                   -
Capital contribution                                                   -                   136,447
Net income allocated to general partner                               7,001                  6,613
Distributions                                                        (5,031)                (4,065)
Distributions payable                                                (2,229)                (2,229)
                                                                 ----------             ----------
Balance, end of period                                              136,623                136,766
                                                                 ----------             ----------

TOTAL PARTNERS' CAPITAL                                          $  909,819             $  909,962
                                                                 ==========             ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                                    FOR THE NINE          FOR THE PERIOD
                                                                                    MONTHS ENDED        JANUARY 16, 1998
                                                                              SEPTEMBER 24, 1999   TO SEPTEMBER 25, 1998
                                                                              ------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $  47,594                $  44,809
   Accretion of U.S. Treasury bills                                                        (315)                    (322)
   Increase in interest receivable                                                         -                     (15,760)
                                                                                      ---------                ---------
      Cash provided by operating activities                                              47,279                   28,727
                                                                                      ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of affiliate debentures                                                        -                    (900,547)
   Purchases of investment securities                                                    (9,096)                 (18,413)
   Maturities of investment securities                                                    9,250                    9,320
                                                                                      ---------                ---------
      Cash provided by (used for) investing activities                                      154                 (909,640)
                                                                                      ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                     (40,593)                 (24,665)
   Distributions to general partner                                                      (7,261)                  (4,065)
   Proceeds from the issuances of preferred securities                                     -                     773,196
   Capital contribution - general partner                                                  -                     136,447
                                                                                      ---------                ---------
      Cash (used for) provided by financing activities                                  (47,854)                 880,913
                                                                                      ---------                ---------

NET CHANGE IN CASH                                                                         (421)                    -

CASH, BEGINNING OF PERIOD                                                                   421                     -
                                                                                      ---------                ---------
CASH, END OF PERIOD                                                                   $    -                $       -
                                                                                      =========                =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 were accrued at September 24, 1999 and September 25, 1998


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

         None
-----------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned,thereunto duly authorized on the 8th day of November, 1999.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Regular Trustee


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