Form 10-K
period 1999-12-31
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 2000-03-30
CIK 1051829, 1051827

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 31, 1999

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

As of March 28, 2000, no voting stock was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROSPECTUS, DATED JANUARY 12, 1998, FILED PURSUANT TO RULE 424(b) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-3 (No. 333-42859) FILED BY THE REGISTRANTS AND MERRILL LYNCH & CO., INC.- INCORPORATED BY REFERENCE IN PART I
================================================================================




                                    PART I
                                    ------

ITEM 1.  BUSINESS
         --------

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

ITEM 2.  PROPERTIES
         ----------

Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.





                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business, above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1.- Business above. Since the Trust was organized on December 19, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on December 19, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

In 1999 Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored a "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems. The Trust and the Partnership have no independent operations and are dependent upon Merrill Lynch. Merrill Lynch's efforts to address the Y2K issue are more fully discussed in the Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial  statements  and notes thereto and the
independent   auditors'  reports  set  forth  on  pages  F-1  through  F-15  are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.





                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustees:         John C. Stomber
                                            Stanley Schaefer

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

Stanley Schaefer is Senior Director of Corporate Tax for the Company and has served in that capacity or another capacity with the Company for the last five years. John C. Stomber is Senior Vice President and Treasurer of the Company. Mr. Stomber joined the Company in March 1999. Mr. Stomber was an employee of Deutsche Bank from 1991 to March 1999, serving as Deutsche Bank's Treasurer for the Americas Region starting in 1996.

With the exception of Mr. Stomber, each Trustee has served since the Trust was organized on December 19, 1997. Mr. Stomber has served since September 30, 1999. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

The Partnership has no directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information in ITEM 1. - Business and ITEM 5.- Market for Registrants" Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

None.





                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      Documents filed as part of this Report:

         1.       Financial Statements

                  The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditor' reports appear on pages F-2 through F-15.

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

         4.1 Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-42859)(the "Registration Statement"))

         4.2 Form of Amended and Restated Declaration of Trust of the Trust (incorporated by reference to Exhibit 4.2 to the Registration Statement)

         4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership(incorporated by reference to Exhibit 4.3 to the Registration Statement)

         4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement)

         4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit
                  4.5  to  the  Registration Statement)

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

(b)      Reports on Form 8-K

         None.

____________

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST III

     Balance Sheets, December 31, 1999 and December 25, 1998               F-2

     Statements of Earnings, Year Ended December 31, 1999
           and Period January 16, 1998 to December 26, 1998                F-3

     Statements of Changes in  Stockholders' Equity,  Year  Ended
           December  31,1999 and Period January 16, 1998 to
           December 26, 1998                                               F-4

     Statements of Cash Flows, Year Ended December 31, 1999
          and Period January 16, 1998 to December 26, 1998                 F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING III, L.P.

     Balance Sheets, December 31, 1999 and December 25, 1998               F-9

     Statements of Earnings, Year Ended December 31, 1999
           and Period January 16, 1998 to December 26, 1998                F-10

     Statements of Changes in Partners' Capital, Year Ended
           December 31, 1999 and Period January 16, 1998 to
           December 26, 1998                                               F-11

     Statements of Cash Flows, Year Ended December 31, 1999
           and Period January 16, 1998 to December 26, 1998                F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 31, 1999       DECEMBER 25, 1998
                                                              -----------------       -----------------


ASSETS

Investment in partnership preferred securities                       $  773,196              $  773,196
Income receivable                                                             -                  13,531
                                                                     ----------              ----------
Total Assets                                                         $  773,196              $  786,727
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $        -              $   13,531
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (7%  Trust
         Originated  Preferred   Securities;
         30,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           750,000                 750,000
     Common securities (7% Trust Common
         Securities; 927,840 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            23,196                  23,196
                                                                     ----------              ----------
     Total stockholders' equity                                         773,196                 773,196
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  773,196              $  786,727
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------



                                                                                        FOR THE PERIOD
                                                         FOR THE YEAR ENDED        JANUARY 16, 1998 TO
                                                          DECEMBER 31, 1999          DECEMBER 25, 1998
                                                          -----------------        -------------------

EARNINGS

Income on partnership preferred securities                        $  54,124                  $  51,727
                                                                  =========                  =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
-------------------------------------------------------------------------------------------------


                                                                                   FOR THE PERIOD
                                                    FOR THE YEAR ENDED        JANUARY 16, 1998 TO
                                                     DECEMBER 31, 1999          DECEMBER 25, 1998
                                                     -----------------        -------------------


PREFERRED SECURITIES
Balance, beginning of period                                 $ 750,000                 $       -
Issuance of preferred securities                                     -                   750,000
                                                             ---------                 ---------
Balance, end of period                                         750,000                   750,000
                                                             ---------                 ---------

COMMON SECURITIES
Balance, beginning of period                                    23,196                         -
Issuance of common securities                                        -                    23,196
                                                             ---------                   -------
Balance, end of period                                          23,196                    23,196
                                                             ---------                   -------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -
Earnings                                                        54,124                    51,727
Distributions                                                  (54,124)                  (38,196)
Distributions payable                                                -                   (13,531)
                                                             ---------                 ---------
Balance, end of period                                               -                         -
                                                             ---------                 ---------
Total Stockholders' Equity                                   $ 773,196                 $ 773,196
                                                             =========                 =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------



                                                                           FOR THE PERIOD
                                                  FOR THE YEAR ENDED  JANUARY 16, 1998 TO
                                                   DECEMBER 31, 1999    DECEMBER 25, 1998
                                                  ------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                  $ 54,124             $ 51,727
  Decrease (increase) in income receivable                    13,531              (13,531)
                                                            --------             --------
        Cash provided by operating activities                 67,655               38,196
                                                            --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of partnership preferred securities                     -             (773,196)
                                                            --------             --------
        Cash used for investing activities                         -             (773,196)
                                                            --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                              (67,655)             (38,196)
  Proceeds from issuance of preferred securites                    -              750,000
  Proceeds from issuance of common securities                      -               23,196
                                                            --------             --------
        Cash (used for) provided by financing activities     (67,655)             735,000
                                                            --------             --------

NET CHANGE IN CASH                                                 -                    -

CASH, BEGINNING OF PERIOD                                          -                    -
                                                            --------             --------
CASH, END OF PERIOD                                         $      -             $      -
                                                            ========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at December 25, 1998 and distributed in the following fiscal year.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust III (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on December 19, 1997 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively),
(ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding III, L.P. (the "Partnership"), with the proceeds from the sale of Trust Preferred and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed.


Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred and Common Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

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

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

The Trust holds 30,927,840 7% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after March 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


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

TRUST COMMON SECURITIES

The Trust issued 927,840 8% Trust Common Securities, $25 liquidation amount per security, to the Company on January 16, 1998. The Trust Common Securities are redeemable on or after March 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust III

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust III (the "Trust") as of December 31, 1999 and December 25, 1998, and the related statements of earnings, changes in stockholders' equity and cash flows for the period ended December 31, 1999 and for the period January 16, 1998 to December 25, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the period ended December 31, 1999 and for the period January 16, 1998 to December 25, 1998 in conformity with generally accepted accounting principles.



/s/  Deloitte & Touche LLP

New York, New York
March 28, 2000


MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 31, 1999           DECEMBER 25, 1998
                                                           -----------------           -----------------


ASSETS

Cash                                                             $        -                   $      421

Investments:
     Affiliate debentures                                           900,547                      900,547
     U.S. Treasury bills                                              9,181                        9,110
                                                                 ----------                   ----------
     Total investments                                              909,728                      909,657

Interest receivable                                                       -                       15,760
                                                                 ----------                   ----------
Total Assets                                                     $  909,728                   $  925,838
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $        -                   $   15,760
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   773,196                      773,196
     General partnership interest                                   136,532                      136,882
                                                                 ----------                   ----------
     Total partners' capital                                        909,728                      910,078
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $  909,728                   $  925,838
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
-----------------------------------------------------------------------------------------



                                                                           FOR THE PERIOD
                                           FOR THE YEAR ENDED         JANUARY 16, 1998 TO
                                            DECEMBER 31, 1999           DECEMBER 25, 1998
                                           ------------------         -------------------


EARNINGS
Interest income:
     Affiliate debentures                           $  63,038                   $  60,247
     U.S. Treasury bills                                  433                         438
                                                    ---------                   ---------
Earnings                                            $  63,471                   $  60,685
                                                    =========                   =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
-----------------------------------------------------------------------------------------



                                                                           FOR THE PERIOD
                                                FOR THE YEAR ENDED    JANUARY 16, 1998 TO
                                                 DECEMBER 31, 1999      DECEMBER 25, 1998
                                                ------------------    -------------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                            $ 773,196               $       -
Issuance of preferred securities                                -                 773,196
Net income allocated to limited partner                    54,124                  51,727
Distributions                                             (54,124)                (38,196)
Distributions payable                                           -                 (13,531)
                                                        ---------               ---------
Balance, end of period                                    773,196                 773,196
                                                        ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                              136,882                       -
Capital contribution                                            -                 136,447
Net income allocated to general partner                     9,347                   8,958
Distributions                                              (9,697)                 (6,294)
Distributions payable                                           -                  (2,229)
                                                        ---------               ---------
Balance, end of period                                    136,532                 136,882
                                                        ---------               ---------
TOTAL PARTNERS' CAPITAL                                 $ 909,728               $ 910,078
                                                        =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
--------------------------------------------------------------------------------------------------




                                                                                    FOR THE PERIOD
                                                       FOR THE YEAR ENDED      JANUARY 16, 1998 TO
                                                        DECEMBER 31, 1999        DECEMBER 25, 1998
                                                       ------------------      -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 63,471                 $ 60,685
     Accretion of U.S. Treasury bills                                (433)                    (438)
     Decrease (increase) in interest receivable                    15,760                  (15,760)
                                                                 --------                 --------
        Cash provided by operating activities                      78,798                   44,487
                                                                 --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of affiliate debentures                                  -                 (900,547)
     Purchases of investment securities                           (18,192)                 (27,507)
     Maturities of investment securities                           18,554                   18,835
                                                                 --------                 --------
        Cash provided by (used for) investing activities              362                 (909,219)
                                                                 --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (67,655)                 (38,196)
     Distributions to general partner                             (11,926)                  (6,294)
     Proceeds from issuance of preferred securities                     -                  773,196
     Capital contribution - general partner                             -                  136,447
                                                                 --------                 --------
        Cash (used for) provided by financing activities          (79,581)                 865,153
                                                                 --------                 --------

NET CHANGE IN CASH                                                   (421)                     421

CASH, BEGINNING OF PERIOD                                             421                        -
                                                                 --------                 --------
CASH, END OF PERIOD                                              $      -                 $    421
                                                                 ========                 ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 were accrued at December 25, 1998 and distributed in the following fiscal year.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding III, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with (i) the proceeds from the sale of its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust III (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

The Company,  in its capacity as sole general  partner of the  Partnership,  has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has also agreed to indemnify certain officers and agents of the Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding III, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") as of December 31, 1999 and December 25, 1998, and the related statement of earnings, changes in partners' capital, and cash flows for the period ended December 31, 1999 and for the period January 16, 1998 to December 25, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the period ended December 31, 1999 and for the period January 16, 1998 to December 25, 1998 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

New York, New York
March 28, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name: John C. Stomber
                              Title: Regular Trustee

                              By: /s/ Stanley Schaefer
                              --------------------------------------------------
                              Name: Stanley Schaefer
                              Title: Regular Trustee

                              MERRILL LYNCH PREFERRED FUNDING III, L.P.*

                              By: MERRILL LYNCH & CO., INC., as General Partner

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name: John C. Stomber
                              Title: Senior Vice President and Treasurer, and as Attorney-in-Fact for a majority of the Board of Directors**

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

 ** Pursuant to Powers of Attorney filed as Exhibit 24 hereto.

                                  EXHIBIT INDEX

4.1 Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-42859) (the "Registration Statement"))

4.2 Form of Amended and Restated Declaration of Trust of the Trust (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3      Certificate  of  Limited  Partnership,   dated  as  of  December  19,
         1997, of the Partnership (incorporated by reference to Exhibit 4.3 to Registration Statement)

4.4      Form of Amended  and  Restated   Agreement  of  Limited   Partnership
         of  the Partnership  (incorporated   by reference  to Exhibit  4.4  to
         the Registration Statement)

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

------------------

* Filed herewith