Form 10-Q
period 2000-03-31
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 2000-05-12
CIK 1051829, 1051827

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

                  For the quarterly period ended March 31, 2000

                     MERRILL LYNCH PREFERRED CAPITAL TRUST III
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-06

       Delaware                                          13-7139561
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  4 World Financial Center
     New York, New York                                   10080
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000

          World Financial Center, North Tower, New York, New York 10281
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

                         COMMISSION FILE NO.: 1-7182-05

          Delaware                                     13-3982448
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   4 World Financial Center
      New York, New York                                     10080
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000

          World Financial Center, North Tower, New York, New York 10281
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Partnership Preferred               New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of May 10, 2000 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 31, 2000  DECEMBER 31, 1999
                                                                                      --------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  773,196         $  773,196
                                                                                          ----------         ----------
Total Assets                                                                              $  773,196         $  773,196
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY


Stockholders' equity:

   Preferred  securities (7% Trust Originated Preferred Securities;
      30,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  750,000         $  750,000

   Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    23,196             23,196
                                                                                          ----------         ----------
   Total stockholders' equity                                                                773,196            773,196
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  773,196         $  773,196
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                         MARCH 31, 2000       MARCH 26, 1999
                                                                         --------------       --------------
EARNINGS

Income on partnership preferred securities                                    $  13,531            $  13,531
                                                                              =========            =========



See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS ENDED
                                                          ---------------------------------------

                                                              MARCH 31, 2000       MARCH 26, 1999
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  750,000           $  750,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  23,196               23,196
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              13,531               13,531
Distributions                                                        (13,531)                   -
Distributions payable                                                      -              (13,531)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  773,196           $  773,196
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 31, 2000       MARCH 26, 1999
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $ 13,531            $  13,531
                                                                                     ---------            ---------
      Cash provided by operating activities                                             13,531               13,531
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (13,531)             (13,531)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (13,531)             (13,531)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at March 26, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 31, 2000
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                                              --------------   -----------------
ASSETS


Investments:
   Affiliate debentures                                                          $   900,547          $  900,547
   U.S. Treasury bills                                                                 9,301               9,181
                                                                                  ----------          ----------
   Total investments                                                                 909,848             909,728
                                                                                  ----------          ----------
Total Assets                                                                      $  909,848          $  909,728
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL


Partners' capital:
   Limited partnership interest                                                   $  773,196          $  773,196
   General partnership interest                                                      136,652             136,532
                                                                                  ----------          ----------
   Total partners' capital                                                           909,848             909,728
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  909,848          $  909,728
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                            MARCH 31, 2000       MARCH 26, 1999
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,760           $   15,760
   U.S. Treasury bills                                                 120                  101
                                                                ----------           ----------
Earnings                                                        $   15,880           $   15,861
                                                                ==========           ==========



See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------

                                                             MARCH 31, 2000       MARCH 26, 1999
                                                             --------------      ---------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196           $  773,196
Net income allocated to limited partner                              13,531               13,531
Distributions                                                       (13,531)                   -
Distributions payable                                                     -              (13,531)
                                                                 ----------           ----------
Balance, end of period                                              773,196              773,196
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,532              136,882
Net income allocated to general partner                               2,349                2,330
Distributions                                                        (2,229)                (418)
Distributions payable                                                     -               (2,229)
                                                                 ----------           ----------
Balance, end of period                                              136,652              136,565
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  909,848           $  909,761
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 31, 2000       MARCH 26, 1999
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,880            $  15,861
   Accretion of U.S. Treasury bills                                                       (120)                (101)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             15,760               15,760
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (13,531)             (13,531)
   Distributions to general partner                                                     (2,229)              (2,647)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (15,760)             (16,178)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                 (418)

CASH, BEGINNING OF PERIOD                                                                    -                  421
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       3
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 were accrued at March 26, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 31, 2000
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.


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