Form 10-Q
period 2000-09-29
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 2000-11-09
CIK 1051829, 1051827

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

                  For the quarterly period ended September 29, 2000

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7% Partnership Preferred               New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 9, 2000 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 29, 2000  DECEMBER 31, 1999
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  773,196         $  773,196
Income receivable                                                                             13,531                  -
                                                                                          ----------         ----------
Total Assets                                                                              $  786,727         $  773,196
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   13,531         $        -
                                                                                          ----------         ----------

Stockholders' equity:

   Preferred  securities (7% Trust Originated Preferred Securities;
      30,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  750,000         $  750,000

   Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    23,196             23,196
                                                                                          ----------         ----------
   Total stockholders' equity                                                                773,196            773,196
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  786,727         $  773,196
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  13,531            $  13,531
                                                                              =========            =========



                                                                            FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  40,593            $  40,593
                                                                              =========            =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE NINE MONTHS ENDED
                                                          ---------------------------------------

                                                          SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  750,000           $  750,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  23,196               23,196
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              40,593               40,593
Distributions                                                        (27,062)             (27,062)
Distributions payable                                                (13,531)             (13,531)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  773,196           $  773,196
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  40,593            $  40,593
   Increase in income receivable                                                       (13,531)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             27,062               40,593
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (27,062)             (40,593)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (27,062)             (40,593)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at September 29, 2000 and September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 29, 2000
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 29, 2000   DECEMBER 31, 1999
                                                                          ------------------   -----------------
ASSETS


Cash                                                                              $        1          $        -

Investments:
   Affiliate debentures                                                              900,547             900,547
   U.S. Treasury bills                                                                 9,328               9,181
                                                                                  ----------          ----------
   Total investments                                                                 909,875             909,728

Interest receivable                                                                   15,760                   -
                                                                                  ----------          ----------

Total Assets                                                                      $  925,636          $  909,728
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   15,760          $        -

Partners' capital:
   Limited partnership interest                                                      773,196             773,196
   General partnership interest                                                      136,680             136,532
                                                                                  ----------          ----------
   Total partners' capital                                                           909,876             909,728
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  925,636          $  909,728
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,760           $   15,760
   U.S. Treasury bills                                                 136                  110
                                                                ----------           ----------
Earnings                                                        $   15,896           $   15,870
                                                                ==========           ==========



                                                               FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                        ------------------   ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   47,279           $   47,279
   U.S. Treasury bills                                                 387                  315
                                                                ----------           ----------
Earnings                                                        $   47,666           $   47,594
                                                                ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196           $  773,196
Net income allocated to limited partner                              40,593               40,593
Distributions                                                       (27,062)             (27,062)
Distributions payable                                               (13,531)             (13,531)
                                                                 ----------           ----------
Balance, end of period                                              773,196              773,196
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,532              136,882
Net income allocated to general partner                               7,073                7,001
Distributions                                                        (4,696)              (5,031)
Distributions payable                                                (2,229)              (2,229)
                                                                 ----------           ----------
Balance, end of period                                              136,680              136,623
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  909,876           $  909,819
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,666            $  47,594
   Accretion of U.S. Treasury bills                                                       (387)                (315)
   Increase in interest receivable                                                     (15,760)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,519               47,279
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (9,095)              (9,096)
   Maturities of investment securities                                                   9,335                9,250
                                                                                     ---------            ---------
      Cash provided by investing activities                                                240                  154
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (40,593)
   Distributions to general partner                                                     (4,696)              (7,261)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (31,758)             (47,854)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           1                 (421)

CASH, BEGINNING OF PERIOD                                                                    -                  421
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 were accrued at September 29, 2000 and September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 29, 2000
--------------------------------------------------------------------------------



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of November, 2000.


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