Form 10-K
period 2000-12-29
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 2001-03-29
CIK 1051829, 1051827

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 29, 2000


                     MERRILL  LYNCH  PREFERRED  CAPITAL  TRUST III
        (Exact  name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-06

       Delaware                                        13-7139561
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     4 World Financial Center
         New York, New York                               10080
(Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code:   (212) 449-1000

           SECURITIES  REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
------------------------------         -----------------------------------------
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

As of March 28, 2001, no voting stock was held by non-affiliates of the Registrants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information in ITEM 1. - Business and ITEM 5.- Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

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

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST III

     Balance Sheets, December 29, 2000 and December 31, 1999               F-2

     Statements of Earnings, Year Ended December 29, 2000,
           December 31, 1999 and Period January 16, 1998 to
           December 25, 1998                                               F-3

     Statements of Changes in  Stockholders' Equity,  Year  Ended
           December  29, 2000, December 31, 1999 and Period
           January 16, 1998 to December 25, 1998                           F-4

     Statements of Cash Flows, Year Ended December 29, 2000,
           December 31, 1999 and Period January 16, 1998 to
           December 25, 1998                                               F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING III, L.P.

     Balance Sheets, December 29, 2000 and December 31, 1999               F-9

     Statements of Earnings, Year Ended December 29, 2000,
           December 31, 1999 and Period January 16, 1998 to
           December 25, 1998                                               F-10

     Statements of Changes in Partners' Capital, Year  Ended
           December  29, 2000,December 31, 1999 and Period
           January 16, 1998 to December 25, 1998                           F-11

     Statements of Cash Flows, Year Ended December 29, 2000,
           December 31, 1999 and Period January 16, 1998 to
           December 25, 1998                                               F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 29, 2000       DECEMBER 31, 1999
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
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------




                                                                        FOR THE YEAR ENDED                       For the Period
                                                          --------------------------------------------      January 16, 1998 to
                                                          DECEMBER 29, 2000          DECEMBER 31, 1999        December 25, 1998
                                                          -----------------          -----------------      -------------------

EARNINGS

Income on partnership preferred securities                        $  54,124                  $  54,124                 $ 51,727
                                                                  =========                  =========                 ========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                     FOR THE YEAR ENDED                    For the Period
                                                     -------------------------------------------      January 16, 1998 to
                                                     DECEMBER 29, 2000         DECEMBER 31, 1999        December 25, 1998
                                                     -----------------         -----------------      -------------------


PREFERRED SECURITIES
Balance, beginning of period                                 $ 750,000                 $ 750,000                $       -
Issuance of preferred securities                                     -                         -                  750,000
                                                             ---------                 ---------                ---------
Balance, end of period                                         750,000                   750,000                  750,000
                                                             ---------                 ---------                ---------

COMMON SECURITIES
Balance, beginning of period                                    23,196                    23,196                        -
Issuance of common securities                                        -                         -                   23,196
                                                             ---------                 ---------                ---------
Balance, end of period                                          23,196                    23,196                   23,196
                                                             ---------                 ---------                ---------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                        -
Earnings                                                        54,124                    54,124                   51,727
Distributions                                                  (40,593)                  (54,124)                 (38,196)
Distributions payable                                          (13,531)                        -                  (13,531)
                                                             ---------                 ---------                ---------
Balance, end of period                                               -                         -                        -
                                                             ---------                 ---------                ---------
Total Stockholders' Equity                                   $ 773,196                 $ 773,196                $ 773,196
                                                             =========                 =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                  FOR THE YEAR ENDED                       For the Period
                                                     -------------------------------------------      January 16, 1998 to
                                                     DECEMBER 29, 2000         DECEMBER 31, 1999        December 25, 1998
                                                     -----------------         -----------------      -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                    $ 54,124                  $ 54,124                 $ 51,727
  (Increase) decrease  in income receivable                    (13,531)                   13,531                  (13,531)
                                                              --------                  --------                 --------
        Cash provided by operating activities                   40,593                    67,655                   38,196
                                                              --------                  --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of partnership preferred securities                       -                         -                 (773,196)
                                                              --------                  --------                 --------
        Cash used for investing activities                           -                         -                 (773,196)
                                                              --------                  --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                (40,593)                  (67,655)                 (38,196)
  Proceeds from issuance of preferred securites                      -                         -                  750,000
  Proceeds from issuance of common securities                        -                         -                   23,196
                                                              --------                  --------                 --------
        Cash (used for) provided by financing activities       (40,593)                  (67,655)                 735,000
                                                              --------                  --------                 --------

NET CHANGE IN CASH                                                   -                         -                        -

CASH, BEGINNING OF PERIOD                                            -                         -                        -
                                                              --------                  --------                 --------
CASH, END OF PERIOD                                           $      -                  $      -                 $      -
                                                              ========                  ========                 ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at December 29, 2000 and December 25, 1998 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENT

The  investment  in  Partnership   Preferred  Securities  represents  a  limited
partnership interest in the Partnership and is recorded at cost. At year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust III

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust III (the "Trust") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the two years in the period ended December 29, 2000 and for the period January 16, 1998 to December 25, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2000 and for the period January 16, 1998 to December 25, 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

New York, New York
March 28, 2001


MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                          DECEMBER 29, 2000            DECEMBER 31, 1999
                                                          -----------------            -----------------


ASSETS

Cash                                                             $        1                   $        -

Investments:
     Affiliate debentures                                           900,546                      900,547
     U.S. Treasury bills                                              9,207                        9,181
                                                                 ----------                   ----------
     Total investments                                              909,753                      909,728

Interest receivable                                                  15,760                            -
                                                                 ----------                   ----------
Total Assets                                                     $  925,514                   $  909,728
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $   15,760                   $        -
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   773,196                      773,196
     General partnership interest                                   136,558                      136,532
                                                                 ----------                   ----------
     Total partners' capital                                        909,754                      909,728
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $  925,514                   $  909,728
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                  FOR THE YEAR ENDED                       For the Period
                                                     -------------------------------------------      January 16, 1998 to
                                                     DECEMBER 29, 2000         DECEMBER 31, 1999        December 25, 1998
                                                     -----------------         -----------------      -------------------



EARNINGS
Interest income:
     Affiliate debentures                                    $  63,038                 $  63,038                $  60,247
     U.S. Treasury bills                                           527                       433                      438
                                                             ---------                 ---------                ---------
Earnings                                                     $  63,565                 $  63,471                $  60,685
                                                             =========                 =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                  FOR THE YEAR ENDED                       For the Period
                                                     -------------------------------------------      January 16, 1998 to
                                                     DECEMBER 29, 2000         DECEMBER 31, 1999        December 25, 1998
                                                     -----------------         -----------------      -------------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                 $ 773,196                 $ 773,196                $       -
Issuance of preferred securities                                     -                         -                  773,196
Net income allocated to limited partner                         54,124                    54,124                   51,727
Distributions                                                  (40,593)                  (54,124)                 (38,196)
Distributions payable                                          (13,531)                        -                  (13,531)
                                                             ---------                 ---------                ---------
Balance, end of period                                         773,196                   773,196                  773,196
                                                             ---------                 ---------                ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                   136,532                   136,882                        -
Capital contribution                                                 -                         -                  136,447
Net income allocated to general partner                          9,441                     9,347                    8,958
Distributions                                                   (7,186)                   (9,697)                  (6,294)
Distributions payable                                           (2,229)                        -                   (2,229)
                                                             ---------                 ---------                ---------
Balance, end of period                                         136,558                   136,532                  136,882
                                                             ---------                 ---------                ---------
TOTAL PARTNERS' CAPITAL                                      $ 909,754                 $ 909,728                $ 910,078
                                                             =========                 =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------





                                                                  FOR THE YEAR ENDED                       For the Period
                                                     -------------------------------------------      January 16, 1998 to
                                                     DECEMBER 29, 2000         DECEMBER 31, 1999        December 25, 1998
                                                     -----------------         -----------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                 $ 63,565                  $ 63,471                 $ 60,685
     Accretion of U.S. Treasury bills                             (527)                     (433)                    (438)
     (Increase) decrease  in interest receivable               (15,760)                   15,760                  (15,760)
                                                              --------                  --------                 --------
        Cash provided by operating activities                   47,278                    78,798                   44,487
                                                              --------                  --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of affiliate debentures                               -                         -                 (900,547)
     Purchases of investment securities                        (18,191)                  (18,192)                 (27,507)
     Maturities of investment securities                        18,693                    18,554                   18,835
                                                              --------                  --------                 --------
        Cash provided by (used for) investing activities           502                       362                 (909,219)
                                                              --------                  --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                          (40,593)                  (67,655)                 (38,196)
     Distributions to general partner                           (7,186)                  (11,926)                  (6,294)
     Proceeds from issuance of preferred securities                  -                         -                  773,196
     Capital contribution - general partner                          -                         -                  136,447
                                                              --------                  --------                 --------
        Cash (used for) provided by financing activities       (47,779)                  (79,581)                 865,153
                                                              --------                  --------                 --------

NET CHANGE IN CASH                                                   1                      (421)                     421

CASH, BEGINNING OF PERIOD                                            -                       421                        -
                                                              --------                  --------                 --------
CASH, END OF PERIOD                                           $      1                  $      -                 $    421
                                                              ========                  ========                 ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 were accrued at December 29, 2000 and December 25, 1998 distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding III, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") as of December 29, 2000 and December 31, 1999, and the related statement of earnings, changes in partners' capital, and cash flows for each of the two years in the period ended December 29, 2000 and for the period January 16, 1998 to December 25, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2000 and for the period January 16, 1998 to December 25, 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

New York, New York
March 28, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

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

------------------

* Filed herewith