Form 10-Q
period 2002-06-28
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 2002-08-09
CIK 1051829, 1051827

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 28, 2002

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2002 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III BALANCE SHEETS (unaudited) (dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 28, 2002  DECEMBER 28, 2001
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
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------

                                                                          JUNE 28, 2002        JUNE 29, 2001
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $  13,531            $  13,531
                                                                              =========            =========



                                                                               FOR THE SIX MONTHS ENDED
                                                                         -----------------------------------

                                                                         JUNE 28, 2002       JUNE 29, 2001
                                                                         --------------       --------------
EARNINGS

Income on partnership preferred securities                                    $  27,062            $  27,062
                                                                              =========            =========



See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                     FOR THE SIX MONTHS ENDED
                                                              -----------------------------------

                                                               JUNE 28, 2002        JUNE 29, 2001
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  750,000           $  750,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  23,196               23,196
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              27,062               27,062
Distributions                                                        (13,531)             (13,531)
Distributions payable                                                (13,531)             (13,531)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  773,196           $  773,196
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                 JUNE 28, 2002        JUNE 29, 2001
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at June 28, 2002.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 28, 2002
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 28, 2001. The December 28, 2001 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 28, 2002   DECEMBER 28, 2001
                                                                               -------------   -----------------
ASSETS

Cash                                                                             $         -          $        -
                                                                                 -----------          ----------
Investments:
   Affiliate debentures                                                              900,546             900,547
   U.S. Treasury bills                                                                 9,152               9,359
                                                                                  ----------          ----------
   Total investments                                                                 909,698             909,906

Income receivable                                                                     15,761              15,761
                                                                                  ----------          ----------
Total Assets                                                                      $  925,459          $  925,667
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   15,761          $   15,761
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      773,196             773,196
   General partnership interest                                                      136,502             136,710
                                                                                  ----------          ----------
   Total partners' capital                                                           909,698             909,906
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  925,459          $  925,667
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 28, 2002        JUNE 29, 2001
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,760           $   15,759
   U.S. Treasury bills                                                  42                  103
                                                                ----------           ----------
Earnings                                                        $   15,802           $   15,862
                                                                ==========           ==========


                                                                  FOR THE SIX MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 28, 2002        JUNE 29, 2001
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   31,520           $   31,519
   U.S. Treasury bills                                                 120                  244
                                                                ----------           ----------
Earnings                                                        $   31,640           $   31,763
                                                                ==========           ==========


                                                                                     ----------

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                   FOR THE SIX MONTHS ENDED
                                                             -----------------------------------

                                                              JUNE 28, 2002        JUNE 29, 2001
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196           $  773,196
Net income allocated to limited partner                              27,062               27,062
Distributions                                                       (13,531)             (13,531)
Distributions payable                                               (13,531)             (13,531)
                                                                 ----------           ----------
Balance, end of period                                              773,196              773,196
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,710              136,558
Net income allocated to general partner                               4,577                4,701
Distributions                                                        (2,556)              (2,509)
Distributions payable                                                (2,229)              (2,230)
                                                                 ----------           ----------
Balance, end of period                                              136,502              136,520
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  909,698           $  909,716
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                      FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 28, 2002        JUNE 29, 2001
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,640            $  31,763
   Accretion of U.S. Treasury bills                                                       (120)                (244)
   Increase in income receivable                                                             -                   (1)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,520               31,518
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of investment securities                                                   (9,096)              (9,096)
   Maturities of investment securities                                                   9,424                9,378
                                                                                     ---------            ---------
      Cash provided by financing activities                                                328                  282
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (27,062)
   Distributions to general partner                                                     (4,785)              (4,739)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (31,847)             (31,801)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                   (1)

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,761 were accrued at June 28, 2002.



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 28, 2002
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 28, 2001. The December 28, 2001 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

         99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2002.


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

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002