Form 10-Q
period 2008-06-27
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 2008-08-06
CIK 1051829, 1051827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 27, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from    to

COMMISSION FILE NO.: 1-7182-06

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

COMMISSION FILE NO.: 1-7182-05

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


The Registrants meet the conditions set forth in General Instruction H 1 (a) and
(b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on June 27, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of August 6, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.






================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------



                                                                                      June 27, 2008  December 28, 2007
                                                                                      --------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  773,196         $  773,196
Interest receivable from affiliate                                                            13,531             13,531
                                                                                          ----------         ----------
Total Assets                                                                              $  786,727         $  786,727
                                                                                          ==========         ==========

Liabilities and Stockholders' Equity
Distribution payable                                                                      $   13,531         $   13,531
                                                                                          ----------         ----------

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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                     June 27, 2008        June 29, 2007
                                                                                    --------------       --------------
EARNINGS

Interest on affiliate partnership preferred securities                                   $  13,531            $  13,531
                                                                                         =========            =========



                                                                                          FOR THE SIX MONTHS ENDED
                                                                                    -----------------------------------

                                                                                     June 27, 2008        June 29, 2007
                                                                                    --------------        -------------

EARNINGS

Interest on affiliate partnership preferred securities                                   $  27,062              $27,062
                                                                                        ==========        =============




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                    -----------------------------------

                                                                                    June 27, 2008         June 29, 2007
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
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                    --------------------------------

                                                                                 June 27, 2008         June 29, 2007
                                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $ 27,062          $    27,062
   Interest receivable from affiliate                                                   (13,531)             (13,531)
                                                                                       --------            ---------
      Cash provided by operating activities                                              13,531               13,531
                                                                                       --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (13,531)             (13,531)
                                                                                       --------            ---------
      Cash used for financing activities                                                (13,531)             (13,531)
                                                                                       --------            ---------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                       --------            ---------
CASH, END OF PERIOD                                                                    $      -            $       -
                                                                                       ========            =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406 were accrued at June 27, 2008 and June 29, 2007, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 27, 2008
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding III, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------



                                                                                 June 27, 2008     December 28, 2007
                                                                                 --------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $  900,547            $  900,547
   U.S. Government and agencies                                                           9,113                 9,125
                                                                                     ----------            ----------
   Total investments                                                                    909,660               909,672
   Interest receivable from affiliate                                                    15,760                15,759
                                                                                     ----------            ----------
Total Assets                                                                         $  925,420            $  925,431
                                                                                     ==========            ==========
Liability and Partners' Capital
  Distribution Payable                                                               $   15,760            $   15,760

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                         773,196               773,196
   General partnership interest                                                         136,464               136,475
                                                                                     ----------            ----------
   Total Partners' Capital                                                              909,660               909,671
                                                                                     ----------            ----------
Total Liability and Partners' Capital                                                $  925,420            $  925,431
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      June 27, 2008        June 29, 2007
                                                                                      --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,760           $   15,759
   U.S. Government and agencies                                                                   59                  114
                                                                                          ----------           ----------
Earnings                                                                                  $   15,819           $   15,873
                                                                                          ==========           ==========




                                                                                           FOR THE SIX MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      June 27, 2008        June 29, 2007
                                                                                      --------------       --------------

EARNINGS

Interest income:
   Affiliate debentures                                                                   $   31,519           $   31,518
   U.S. Government and agencies                                                                  131                  231
                                                                                          ----------           ----------
Earnings                                                                                  $   31,650           $   31,749
                                                                                          ==========           ==========







See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                      -----------------------------------

                                                                                     June 27, 2008          June 29, 2007
                                                                                     --------------        --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                             $  773,196            $  773,196
Net income allocated to limited partner                                                      27,062                27,062
Distributions                                                                               (13,531)              (13,531)
Distributions payable                                                                       (13,531)              (13,531)
                                                                                         ----------           -----------
Balance, end of period                                                                      773,196               773,196
                                                                                         ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                136,475               136,492
Net income allocated to general partner                                                       4,588                 4,687
Distributions                                                                                (2,370)               (2,461)
Distributions payable                                                                        (2,229)               (2,228)
                                                                                         ----------            ----------
Balance, end of period                                                                      136,464               136,490
                                                                                         ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                  $  909,660            $  909,686
                                                                                         ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                June 27, 2008         June 29, 2007
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,650            $  31,749
   Accretion of U.S. Government and agencies                                              (131)                (231)
   Interest receivable from affiliates                                                 (15,760)             (15,759)
                                                                                      --------            ---------
      Cash provided by operating activities                                             15,759               15,759
                                                                                      --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment Securities                                                    (9,096)              (9,094)
   Maturities of Investment Securities                                                   9,238                9,327
                                                                                      --------            ---------
      Cash provided by investing activities                                                142                  233
                                                                                      ========            =========


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (13,531)             (13,531)
   Distributions to general partner                                                     (2,370)              (2,461)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (15,901)             (15,992)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 and $15,759 were accrued at June 27, 2008 and June 29, 2007, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 27, 2008
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in U.S. Government and agencies, which are recorded at accreted cost and which mature within one year, are classified as available-for-sale, which both approximate fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There are no material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.



ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this Report.

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         31.1 Rule 13a - 14(a) Certification.

         31.2 Rule 13a - 14(a) Certification.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ Marlene Debel
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ GARY CARLIN
                                   ---------------------------------------------
                               Name:   Gary Carlin
                               Title:  Controller, Merrill Lynch & Co., Inc.



August 6, 2008
--------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1     Rule 13a - 14(a) Certification.

31.2     Rule 13a - 14(a) Certification.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.