Form 10-Q
period 2013-06-30
MERRILL LYNCH PREFERRED CAPITAL TRUST III; MERRILL LYNCH PREFERRED FUNDING III LP
filed 2013-08-14
CIK 1051829, 1051827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO.: 1-7182-06
MERRILL LYNCH PREFERRED CAPITAL TRUST III
(Exact name of Registrant as specified in its certificate of trust)

Delaware (State or other jurisdiction of incorporation or organization)	13-7139561 (I.R.S. Employer Identification No.)

4 World Financial Center New York, New York (Address of principal executive offices)	10080 (Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
COMMISSION FILE NO.: 1-7182-05
MERRILL LYNCH PREFERRED FUNDING III, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)

Delaware (State or other jurisdiction of incorporation or organization)	13-3982448 (I.R.S. Employer Identification No.)

4 World Financial Center New York, New York (Address of principal executive offices)	10080 (Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrants meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this Quarterly Report on Form 10-Q (the "Report") with a reduced disclosure format.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per security amounts)

	June 30, 2013	December 31, 2012
ASSETS
Investment in affiliate partnership preferred securities	$773,196	$773,196
Interest receivable from affiliate	13,531	—
Total Assets	$786,727	$773,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Distributions payable	$13,531	$—

STOCKHOLDERS’ EQUITY
Preferred securities (7% Trust Originated Preferred Securities; 30,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	750,000	750,000
Common securities (7% Trust Common Securities; 927,840 authorized, issued, and outstanding; $25 liquidation amount per security)	23,196	23,196
Total Stockholders’ Equity	773,196	773,196
Total Liabilities and Stockholders' Equity	$786,727	$773,196
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2013	June 30, 2012
EARNINGS
Interest on affiliate partnership preferred securities	$13,531	$13,531

	FOR THE SIX MONTHS ENDED
	June 30, 2013	June 30, 2012
EARNINGS
Interest on affiliate partnership preferred securities	$27,062	$27,062
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2013	June 30, 2012

PREFERRED SECURITIES
Balance, beginning and end of period	$750,000	$750,000

COMMON SECURITIES
Balance, beginning and end of period	23,196	23,196

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	27,062	27,062
Distributions	(13,531)	(13,531)
Distributions payable	(13,531)	(13,531)
Balance, end of period	—	—
Total Stockholders’ Equity	$773,196	$773,196
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$27,062	$27,062
Change in interest receivable from affiliate	(13,531)	(13,531)
Cash provided by operating activities	13,531	13,531

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(13,531)	(13,531)
Cash used for financing activities	(13,531)	(13,531)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Distributions accrued but not paid at both June 30, 2013 and June 30, 2012 were $13,531.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013
Merrill Lynch Preferred Capital Trust III (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (the "Company" or "ML & Co.") is the sole owner of the Trust common securities. The Company is a wholly-owned subsidiary of Bank of America Corporation ("Bank of America").

The Company reported the following in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013: As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge ML & Co. directly into Bank of America Corporation and such a merger may occur as early as the fourth quarter of 2013. Under Delaware law, as a result of such a merger, Bank of America Corporation would assume all of ML & Co.'s obligations, including its outstanding U.S. and non-U.S. debt securities, its obligations with respect to outstanding trust preferred securities, including those issued by the Trust, and ML & Co. guarantees of outstanding non-U.S. debt securities issued by ML & Co. subsidiaries. Also, as a result of such a merger, ML & Co.'s reporting obligations under the Securities Exchange Act of 1934 would terminate and ML & Co. would cease to separately file reports with the U.S. Securities and Exchange Commission (the "SEC"). There can be no assurance that such a merger will occur, and if it does, the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.

Following any such merger, the Trust would continue to separately file reports under the Securities Exchange Act of 1934 with the SEC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012.
BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 31, 2012. The interim condensed financial statements for the three- and six-month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Trust's investment in Merrill Lynch Preferred Funding III, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned. At June 30, 2013, the estimated fair value of the Partnership Preferred Securities was approximately $839 million, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities.

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30, 2013	December 31, 2012

ASSETS

Investments:
Affiliate debentures	$900,547	$900,547
U.S. Government and agencies	9,108	9,100
Total investments	909,655	909,647
Interest receivable from affiliates	15,759	—
Total Assets	$925,414	$909,647

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Distributions payable	$15,759	$—

PARTNERS’ CAPITAL
Limited partnership interest	773,196	773,196
General partnership interest	136,459	136,451
Total Partners' Capital	909,655	909,647
Total Liabilities and Partners' Capital	$925,414	$909,647
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2013	June 30, 2012

EARNINGS
Interest income:
Affiliate debentures	$15,759	$15,759
U.S. Government and agencies	4	2
Earnings	$15,763	$15,761

	FOR THE SIX MONTHS ENDED
	June 30, 2013	June 30, 2012

EARNINGS
Interest income:
Affiliate debentures	$31,519	$31,519
U.S. Government and agencies	8	4
Earnings	$31,527	$31,523
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2013	June 30, 2012

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$773,196	$773,196
Earnings allocated to limited partner	27,062	27,062
Distributions	(13,531)	(13,531)
Distributions payable	(13,531)	(13,531)
Balance, end of period	773,196	773,196

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	136,451	136,449
Earnings allocated to general partner	4,465	4,461
Distributions	(2,229)	(2,229)
Distributions payable	(2,228)	(2,228)
Balance, end of period	136,459	136,453
TOTAL PARTNERS’ CAPITAL	$909,655	$909,649
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$31,527	$31,523
Accretion of interest on securities issued by U.S. Government and agencies	(8)	(4)
Change in interest receivable from affiliates	(15,759)	(15,759)
Cash provided by operating activities	15,760	15,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	—
Maturities of investment securities	—	—
Cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(13,531)	(13,531)
Distributions to general partner	(2,229)	(2,229)
Cash used for financing activities	(15,760)	(15,760)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Distributions accrued but not paid at both June 30, 2013 and June 30, 2012 were $15,759.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013
Merrill Lynch Preferred Funding III, L.P. (the "Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Merrill Lynch & Co. Inc. (the "Company" or "ML & Co.") is the sole general partner of the Partnership. The Company is a wholly-owned subsidiary of Bank of America Corporation ("Bank of America").

The Company reported the following in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013: As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge ML & Co. directly into Bank of America Corporation and such a merger may occur as early as the fourth quarter of 2013. Under Delaware law, as a result of such a merger, Bank of America Corporation would assume all of ML & Co.'s obligations, including its outstanding U.S. and non-U.S. debt securities, its obligations with respect to outstanding trust preferred securities, including those issued by the Partnership, and ML & Co. guarantees of outstanding non-U.S. debt securities issued by ML & Co. subsidiaries. Also, as a result of such a merger, ML & Co.'s reporting obligations under the Securities Exchange Act of 1934 would terminate and ML & Co. would cease to separately file reports with the U.S. Securities and Exchange Commission (the "SEC"). There can be no assurance that such a merger will occur, and if it does, the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.

Following any such merger, the Partnership would continue to separately file reports under the Securities Exchange Act of 1934 with the SEC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2012. The interim condensed financial statements for the three- and six-month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At June 30, 2013, the estimated fair value of the investment in affiliate debentures was approximately $977 million, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities. At June 30, 2013, the fair value of the investment in U.S. Government and agency securities, which is classified as Level 1 in the fair value hierarchy under Fair Value Accounting, approximated its carrying value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There were no material changes in the amount of revenue and expense items between the most recent calendar year-to-date period presented and the corresponding period in the preceding year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Trust

The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has evaluated the effectiveness of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has concluded that the Trust's disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

In addition, no change in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
The Partnership

The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has concluded that the Partnership's disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act, within the time periods specified in the SEC's rules and forms.

In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Trust's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS
An exhibit index has been filed as part of this Report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH PREFERRED CAPITAL TRUST III*
By:	/s/ Angela C. Jones
	Name:	Angela C. Jones
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING III, L.P.
By: MERRILL LYNCH & CO., INC., as General Partner
By:	/s/ Anthony Biniaris
	Name:	Anthony Biniaris
	Title:	Chief Accounting Officer and Controller
Merrill Lynch & Co., Inc.

Date: August 14, 2013

*
There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

INDEX TO EXHIBITS

EXHIBITS
12	Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions (Unaudited).(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101
The following materials from Merrill Lynch Preferred Capital Trust III and Merrill Lynch Preferred Funding III, L.P. Quarterly Reports on Form 10-Q for the three- and six-months ended June 30, 2013 and June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders' Equity / Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements.(1)

(1) Filed herewith.